Form 10-K
period 1995-01-01
KAHLER MANAGEMENT CORP
filed 1995-09-26
CIK 929536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K


  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended January 1, 1995

                                     OR

  [  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                     Commission File Number   0-24822

                       KAHLER  MANAGEMENT  CORPORATION
           (Exact name of registrant as specified in its charter)

             Minnesota                                        41-1781923
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     20 SW 2nd Avenue,    Rochester, MN                              55902
      (Address of principal executive offices)                    (Zip Code)

                               (507) 285-2700
            (Registrant's telephone number, including area code)


     Securities registered pursuant to
     Section 12(b) of the Act:      NONE

     Securities registered pursuant to
     Section 12(g) of the Act:     Common Stock, $.10 par value per share



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes X    No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of September 25, 1995, the registrant had 100 common shares outstanding. All 100 shares were held by Kahler Realty Corporation, an affiliate of the registrant.


KAHLER MANAGEMENT CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    PART I
Item 1.

  Business

  (a)  General Development of Business

  "Company" is used in this document to reference Kahler Management Corporation. "Realty" is used in this document to reference Kahler Realty Corporation. "Kahler" is used in this document to reference Kahler Corporation, the predecessor of Realty by merger.

  The Company was incorporated under the Minnesota Business Corporation Act of Minnesota on May 27, 1994. The Company is a wholly owned subsidiary of Realty. The Company was formed to assume the hotel management operations after the restructuring, which is described below. The Company is authorized to issue 30,000,000 shares of stock, consisting of 20,000,000 shares of Common Stock par value $.10, and 10,000,000 shares of Preferred Stock par value $.10 per share. The Company's executive offices are located
  at 20 Second Avenue Southwest, Rochester,    Minnesota 55902 and its telephone
  number is (507) 285-2700.

  During 1994, Kahler pursued a series of transactions to recapitalize and restructure the operations of Kahler. In connection with these transactions a registration statement on Form S-1 (File No. 33-82996) was filed with the Securities and Exchange Commission by Realty and the Company as co-registrants with respect to the shares to be issued in the merger of Kahler into Realty and the distribution by dividend of the common stock of the Company to shareholders of Realty.

  This proposed series of transactions was to involve (i) a merger of Kahler with and into Realty, a newly-formed subsidiary of Kahler, (ii) a series of asset transfers to separate Kahler's hotels from its hotel management operations and certain other non-real estate related businesses, (iii) a distribution by dividend of the common stock of the Company to the shareholders of Realty, and (iv) a public offering of common stock by Realty. The purpose of the transaction was to convert Realty into a real estate investment trust and enable it to have a public offering of its common stock.

  The sole reason for the creation of the Company was to facilitate the restructuring transactions described above. The merger occurred in October, 1994. The asset transfers, the planned public offering, the distribution of the common stock of the Company and the conversion of Realty into a real estate investment trust were postponed due to unfavorable market conditions which adversely affected the planned public offering. As a result, the Company was a wholly-owned subsidiary of Realty with no assets and no operations until December 31, 1994.

  On December 31, 1994, Realty caused the Company to exercise an option held by Realty to acquire the Green Oaks Inn and Conference Center, a hotel managed by another subsidiary of Realty. The Green Oaks property was purchased by the Company solely as a matter of administrative convenience. In the event that the restructuring transactions are completed, the Green Oaks property will be transferred out of the Company to another affiliate of Realty. The Green Oaks property will not be an asset of the Company at the time of the planned distribution of the Company's common stock by Realty to Realty's shareholders.


Item 2.

  Properties

  Green Oaks Inn and Conference Center - Fort Worth, Texas

  On July 31, 1994, Realty negotiated a purchase option to acquire the Green Oaks Inn and Conference Center (Green Oaks), a 284-room property in Ft. Worth, Texas. Realty has managed Green Oaks since 1990 and had owned the property prior to that year. Realty assigned its purchase option to the Company and on December 31, 1994, the Company exercised the purchase option and acquired Green Oaks. As of the acquisition date, Realty held a mortgage note receivable from the seller of $2,919,080 (including accrued interest of $136,080 and net of deferred revenue of $522,000). The Company acquired the property for $437,602 in cash (provided by Realty), assumption of existing negative working capital and a lease obligation, and assumption of an obligation to Realty equal to $2,919,080. Aggregate financing provided by Realty was therefore $3,356,682.

  This hotel is located near the Southwest Regional Navy and Air Force Training Command and a Lockheed Corp. aircraft plant and is approximately 10 minutes from downtown Ft. Worth and 25 minutes from Dallas/Fort Worth Airport.
  Room rates at the hotel range from $61 to $98. With 16 conference rooms that can accommodate up to 1,000 people, the hotel primarily seeks to attract conferences and group meetings as well as individual business travelers and visitors to the naval air station and Lockheed aircraft plant. Amenities at the hotel include two swimming pools, two tennis courts, an exercise room and access to an adjacent public golf course. The Company leases the site where the hotel is located under a ground lease that expires December 2014.


Item 3.

  Legal Proceedings

  The Company is in the discovery stage of litigation with a telecommunications company relating to disputed unremitted telephone revenue and fees at the Company's hotel. The Company has denied all claims and has made counter claims relating to breach of contract and intends to pursue all available alternatives. The outcome of this dispute is uncertain.


Item 4.

  Omitted pursuant to General Instruction J.

                                    PART II

Item 5.

  Market for the Registrant's Common Equity and Related Stockholder Matters

  There is currently no public market for the Company's Common Stock. All of the

  Company's outstanding common stock is held by Kahler Realty Corporation.


Item 6.

  Omitted pursuant to General Instruction J.


Item 7.

  Management's Discussion and Analysis of Results of Operations and Financial Condition

  On December 31, 1994 the Company acquired the Green Oaks Inn and Conference Center, a 284-room property in Fort Worth, Texas which Realty has managed since 1990 and had owned prior to that year. The balance sheet presented at January 1, 1995 reflects the acquisition. Since the acquisition occurred on the last day of the year, the Company had no operating activities for 1994.

  Liquidity and Capital Resources

  The Company's primary source of financing is Realty, the Company's parent corporation. The two companies have a lending arrangement whereby cash can be advanced or paid back on a daily basis as evidenced by a demand note between Realty and the Company. Realty charges the Company an interest rate equal to the prime lending rate.

  The Company is a wholly owned subsidiary of Realty. Realty continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares. If this restructuring is successful, the Company would transfer the Green Oaks property to an affiliate of Realty and would receive a transfer of hotel management and other non-real estate related assets from Realty to enable Realty to separate its hotels from its hotel management operations and non-real estate businesses. In addition, Realty would distribute by dividend approximately 90% of the common stock of the Company to Realty's shareholders.

Item 8.

  Financial Statements and Supplementary Data


                        Independent Auditors' Report


The Board of Directors and Stockholder
Kahler Management Corporation:

We have audited the accompanying balance sheet of Kahler Management Corporation (the Company) as of January 1, 1995, and the related statements of operations, stockholder's equity, and cash flows for the period May 27, 1994 (date of incorporation) through January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kahler Management Corporation as of January 1, 1995, and the results of its operations and its cash flows for the period May 27, 1994 (date of incorporation) through January 1, 1995 in conformity with generally accepted accounting principles.



                                                     KPMG Peat Marwick LLP

Chicago, Illinois
September 25, 1995

                       KAHLER MANAGEMENT CORPORATION
                               BALANCE SHEET

                                                                    January 1
ASSETS                                                                1995

CURRENT ASSETS
       Cash                                                    $       22,552
       Trade receivables less allowance for
          doubtful accounts of $3,000                                 182,926
       Inventories                                                     51,193
       Prepaid expenses                                                17,392
             Total current assets                                     274,063

PROPERTY AND EQUIPMENT
       Buildings                                                    2,500,000
       Equipment                                                      919,478
             Total                                                  3,419,478
             Less accumulated depreciation                                  -
             Total property and equipment                           3,419,478

             TOTAL ASSETS                                      $    3,693,541

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Accounts payable                                        $      147,754
       Accrued liabilities:
          Payroll and payroll related liabilities                      91,586
          Sales tax                                                    72,960
       Current portion of capital lease                                 8,797
       Obligations due to affiliate                                 3,356,682
          Total current liabilities                                 3,677,779

LONG-TERM CAPITAL LEASE OBLIGATION                                     15,752

STOCKHOLDER'S EQUITY
       Common stock, par value $.10
          Authorized - 20,000,000 shares;
          Issued and outstanding - 100                                     10
       Additional paid-in capital                                           -
       Retained earnings                                                    -

          Total stockholder's equity                                       10

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $   3,693,541



See Notes to Financial Statements.

                       KAHLER MANAGEMENT CORPORATION
                          STATEMENT OF OPERATIONS
                   May 27, 1994 (date of incorporation)
                          through January 1, 1995






REVENUE                                                        $            -

OPERATING COSTS AND EXPENSES                                                -




NET INCOME                                                     $            -































See Notes to Financial Statements

                      KAHLER MANAGEMENT CORPORATION
                          STATEMENT OF CASH FLOW
                   May 27, 1994 (date of incorporation)
                          through January 1, 1995


OPERATIONS:
       Net income                                              $            -

          Net cash provided by operating activities                         -

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment for property and equipment                            (415,060)

          Net cash used in investing activities                      (415,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings from affiliate                                  437,602
       Proceeds from issuance of common stock                              10

          Net cash provided by financing activities                   437,612

INCREASE IN CASH                                                       22,552
CASH AT BEGINNING OF THE PERIOD                                             -
CASH AT END OF THE PERIOD                                      $       22,552





Non-cash investing and financing activities (Notes 2 and 3):

       Obligation due to affiliate                             $    3,356,682
       Obligation of seller assumed by the Company                 (2,919,080)
       Net borrowings from affiliate                           $      437,602


       Total property and equipment                            $   (3,419,478)
       Non-cash obligations assumed by the Company:
          Obligation of seller                                      2,919,080
          Negative working capital                                     60,789
          Capital lease                                                24,549
       Payment for property and equipment                      $     (415,060)








See Notes to Financial Statements.

                       KAHLER MANAGEMENT CORPORATION
                     STATEMENT OF STOCKHOLDER'S EQUITY
                   May 27, 1994 (date of incorporation)
                          through January 1, 1995


                                Common Stock       Additional
                         Number of                  Paid-in       Retained
                          Shares         Amount     Capital       Earnings    Total


Common stock issued         100           $ 10        $  -           $  -     $ 10


Balance, January 1, 1995    100           $ 10        $  -           $  -     $ 10


































See Notes to Financial Statements.

                        KAHLER MANAGEMENT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                    May 27, 1994 (date of incorporation)
                           through January 1, 1995



Note 1.   Organization

  The Company was incorporated under the Minnesota Business Corporation Act of Minnesota on May 27, 1994. The Company is a wholly owned subsidiary of Kahler Realty Corporation (Realty). The Company was formed to assume Realty's hotel management operations and non-real estate businesses after a proposed restructuring, which is described below. The Company is authorized to issue 30,000,000 shares of stock, consisting of 20,000,000 shares of Common Stock par value $.10, and 10,000,000 shares of Preferred Stock par value $.10 per share. No preferred stock was issued as of January 1, 1995.

  During 1994, Kahler pursued a series of transactions to recapitalize and restructure the operations of Kahler. In connection with these transactions a registration statement on Form S-1 (File No. 33-82996) was filed with the Securities and Exchange Commission by Realty and the Company as co-registrants with respect to the shares to be issued in the merger of Kahler into Realty and the distribution by dividend of the common stock of the Company to shareholders of Realty.

  This proposed series of transactions was to involve (i) a merger of Kahler with and into Realty, a newly-formed subsidiary of Kahler, (ii) a series of asset transfers to separate Kahler's hotels from its hotel management operations and certain other non-real estate related businesses, (iii) a distribution by dividend of the common stock of the Company to the shareholders of Realty, and (iv) a public offering of common stock by Realty. The purpose of the transaction was to convert Realty into a real estate investment trust and enable it to have a public offering of its common stock.

  The sole reason for the creation of the Company is to facilitate the restructuring transactions described above. The merger occurred in October, 1994. The asset transfers, the planned public offering, the distribution of the common stock of the Company and the conversion of Realty into a real estate investment trust were postponed due to unfavorable market conditions which adversely affected the planned public offering. As a result, the Company was a wholly-owned subsidiary of Realty with no assets and no operations until December 31, 1994. On December 31, 1994, Realty caused the Company to exercise an option held by Realty to acquire the Green Oaks Inn and Conference Center, a hotel managed by another subsidiary of Realty.

                        KAHLER MANAGEMENT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                    May 27, 1994 (date of incorporation)
                           through January 1, 1995


  Realty continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares. If this restructuring is successful, the Company would transfer the Green Oaks property to an affiliate of Realty and would receive a transfer of hotel management and other non-real estate related assets from Realty to enable Realty to separate its hotels from its hotel management operations and non-real estate businesses. In addition, Realty would distribute by dividend approximately 90% of the common stock of the Company to Realty's shareholders.


  Inventories

  Inventories are stated at the lower of average cost or market.


  Property and equipment

  Property and equipment are recorded at cost. Depreciation of property and equipment is computed on the straight-line method over their estimated useful lives. The property and equipment was purchased on December 31, 1994, thus there was no depreciation expense for the year ended January 1, 1995. The estimated useful lives are:

                    Building             35 years
                    Equipment            5 to 12 years

  Income per common share

  For 1994, no income per common share is presented since the Company has only one shareholder, Realty.


  Fiscal year

  The Company's fiscal year ends on the Sunday closest to December 31.


Note 2.   Acquisition of Green Oaks Inn and Conference Center

  On July 31, 1994, Realty negotiated a purchase option to acquire the Green Oaks Inn and Conference Center (Green Oaks), a 284-room property in Ft. Worth, Texas. Realty has managed Green Oaks since 1990 and had owned the property prior to that year. Realty assigned its purchase option to the Company and on December 31, 1994 the Company exercised the purchase option and acquired Green Oaks. As of the acquisition date, Realty held a mortgage note receivable from the seller of $2,919,080 (including accrued interest of $136,080 and net of deferred revenue of $522,000). The Company acquired the property for $437,602 in cash (provided by Realty), assumption of existing negative working capital

                        KAHLER MANAGEMENT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                    May 27, 1994 (date of incorporation)
                           through January 1, 1995


  and a lease obligation, and assumption of an obligation to Realty equal to $2,919,080. Aggregate financing provided by Realty was therefore $3,356,682 (Note 3). The balance sheet presented at January 1, 1995 reflects the acquisition at the time of the purchase.


Note 3.   Financing

  Obligations due to affiliate

  The Company has a note payable to Realty for $3,356,682 bearing interest only, at the prime rate, which is due on demand.

  Under a separate financing agreement of Realty, the Green Oaks Inn and Conference Center has been pledged as collateral for their underlying outstanding loan.

  The Company leases a computer under a capital lease. Future minimum lease payments under this capital lease total $26,532 with annual payments of $11,371, $11,371 and $3,790 in 1995, 1996 and 1997, respectively. Of the
  $26,532 of total minimum lease payments, $1,983 represents interest.


Note 4.   Commitments and contingencies

  The Company leases the ground for the hotel under an operating lease which expires in December, 2014. The future minimum lease payments under the operating lease total $490,000 with annual payments of $29,000 each year.

Item 9.

  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.



                                  PART III

Items 10, 11, 12 and 13

  Omitted pursuant to General Instruction J.




                                   PART IV
Item 14.

  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  1.   Financial Statements and Schedules

       The consolidated financial statements, together with the report thereon of Kahler Management Corporation dated January 1, 1995, appear in Item 8 in this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       Financial Statements:

          Report of Independent Accountants
          Balance Sheet, January 1, 1995
          Statement of Operations, Year Ended January 1, 1995
          Statement of Cash Flows, Year Ended January 1, 1995
          Statement of Stockholder's Equity, for the period May 27, 1994 (date of incorporation) to January 1, 1995
          Notes to Financial Statements

       2. Financial Statement Schedules

       All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the footnotes to the consolidated financial statements.

        3. Exhibits

       Exhibit #
          3.1 Articles of Incorporation of Kahler Management Corporation,(incorporated by reference to Exhibit 3.1 listed on Page II-7 of Amendment No. 1 to Kahler Management Corporation's Registration Statement on Form S-1 (File No. 33-82996) filed on September 6, 1994)
          3.2 Bylaws of Kahler Management Corporation (incorporated by reference to Exhibit 3.2 listed on Page II-7 of Amendment No. 1 to Kahler Management Corporation's Registration Statement on
                 Form S-1 (File No. 33-82996) filed on September 6, 1994)
          4      Specimen Common Stock Certificate (incorporated by reference to
                 Exhibit 4 listed on Page II-7 of Amendment No. 1 to Kahler
                 Management Corporation's Registration Statement on Form S-1 (File No. 33-82996) filed on September 6, 1994)
          10.1 Purchase Agreement dated December 31, 1994 among Green Oaks Associates and Kahler Management Corporation
          10.2 Form of Indemnity Agreement between Kahler Management Corporation and its directors and officers (incorporated by reference to Exhibit 10.7 listed on Page II-7 of Amendment No. 1 to Kahler Management Corporation's Registration Statement on Form S-1 (File No. 33-82996)
                 filed on September 6, 1994)
          10.3 Form of Kahler Management Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.8 listed on Page II-7 of Amendment No. 1 to Kahler Management Corporation's Registration Statement on Form S-1 (File No. 33-82996) filed on September 6, 1994)
          10.4 Form of Kahler Management Corporation 1994 Non-Employee Directors Stock Option Plan (incorporated by reference to
                 Exhibit 10.9 listed on Page II-7 of Amendment No. 1 to Kahler Management Corporation's Registration Statement on Form S-1 (File No. 33-82996) filed on September 6, 1994)
          10.5 Form of Kahler Management Corporation 1994 Retainer Stock Payment Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 listed on Page II-7 of Amendment No. 1 to Kahler Management Corporation's Registration Statement on Form S-1 (File No. 33-82996) filed on September 6, 1994)
          27.1   Financial Data Schedule


  (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the fourth quarter.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KAHLER MANAGEMENT CORPORATION
                                               (Registrant)

Dated: September 25, 1995                      Harold W. Milner           Sigd.
                                               Harold W. Milner
                                               President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: September 25, 1995                      Harold W. Milner           Sigd.
                                               Harold W. Milner
                                               President, CEO and Director
                                               (principal executive officer)


Dated: September 25, 1995                      Paul R. Tieskoetter        Sigd.
                                               Paul R. Tieskoetter
                                               Controller and Treasurer
                                               (principal financial and
                                                   accounting officer)


Dated: September 25, 1995                      John H. Herrell            Sigd.
                                               John H. Herrell
                                               Chairman of the Board


Dated: September 25, 1995                      Willis K. Drake            Sigd.
                                               Willis K. Drake
                                               Director


Dated: September 25, 1995                      Alan O. Tuntland           Sigd.
                                               Alan O. Tuntland
                                               Director