Form 10-Q
period 1995-04-02
KAHLER MANAGEMENT CORP
filed 1995-09-27
CIK 929536

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                OR

  [  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

           For the Quarter Ended    April 2,  1995

                Commission File Number  0-24822


                   KAHLER MANAGEMENT CORPORATION
      (Exact name of registrant as specified in its charter)

        Minnesota                                41-1781923
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

20 SW 2nd Avenue, Rochester, MN                              55902
(Address of principal executive offices)                   (Zip Code)

                          (507) 285-2700
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X         No


The number of shares outstanding of the Registrant's common stock as of April 2, 1995 was:
            Common Stock, $.10 par value  - 100 shares

                    KAHLER  MANAGEMENT CORPORATION
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                             April 2, 1995


                                                             PAGE
                                                            NUMBER

Index to Report . . . . . . . . . . . . . . . . . . . . . .      1

Part 1.  Financial Information
   Balance Sheet -
     April 2, 1995 and January 1, 1995  . . . . . . . . . .      2

   Statement of Operations -
     Three Months Ended April 2, 1995 . . . . . . . . . . .      3

   Statement of Cash Flows -
     Three Months Ended
     April 2, 1995  . . . . . . . . . . . . . . . . . . . .      4

   Notes to Financial Statements. . . . . . . . . . . . . .      5

   Management's Discussion and Analysis of
     Results of Operations and Financial Condition. . . . .      6

Part II.  Other Information
   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      7

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .      8

PART   I.  FINANCIAL INFORMATION                                        Page 2
                     KAHLER MANAGEMENT CORPORATION
                             BALANCE SHEET
                                                          April 2,           January 1,
                                                            1995                1995

ASSETS

CURRENT ASSETS
 Cash                                              $        22,295        $       22,552
 Trade receivables less allowance for doubtful
    accounts of $5,300 and $3,000, respectively            167,048               182,926
 Inventories                                                44,278                51,193
 Prepaid expenses                                          167,810                17,392
    Total current assets                                   401,431               274,063

PROPERTY AND EQUIPMENT
 Buildings                                               2,500,000             2,500,000
 Equipment                                                 919,478               919,478
    Total                                                3,419,478             3,419,478
    Less accumulated depreciation                           52,500                    -
    Total property and equipment                         3,366,978             3,419,478

    TOTAL ASSETS                                   $     3,768,409       $     3,693,541

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable                                  $       146,170       $       147,754
 Accrued liabilities:
    Payroll and payroll related liabilities                135,099                91,586
    Sales and income tax                                    99,251                72,960
 Current portion of capital lease                            8,797                 8,797
 Obligations due to affiliate                            3,292,400             3,356,682
    Total current liabilities                            3,681,717             3,677,779

LONG-TERM CAPITAL LEASE OBLIGATION                          13,652                15,752

STOCKHOLDER'S EQUITY
 Common stock, par value $.10
    Authorized - 20,000,000 shares;
    Issued and outstanding - 100                                10                    10
 Additional paid-in capital                                      -                     -
 Retained earnings                                          73,030                     -
    Total stockholder's equity                              73,040                    10

    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $     3,768,409       $     3,693,541


See Notes to Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page 3
                     KAHLER MANAGEMENT CORPORATION
                        STATEMENT OF OPERATIONS

                                                      Three Months
                                                          Ended
                                                         April 2,
                                                           1995
REVENUE
   Rooms                                           $       786,216
   Food and beverage                                       448,116
   Telephone and other                                      45,008

   Total revenue                                         1,279,340

OPERATING COSTS AND EXPENSES
   Rooms                                                   177,359
   Food and beverage                                       349,471
   Utilities, maintenance, administrative,
     property taxes, insurance and other                   483,562
   Depreciation                                             52,500

   Total operating costs and expenses                    1,062,892

GROSS OPERATING PROFIT                                     216,448

   Interest expense                                         72,227
   Management fee                                           38,380

INCOME FROM OPERATIONS BEFORE INCOME TAXES                 105,841


   Provision for income taxes                               32,811


NET INCOME (Note 5)                                $        73,030
















See Notes to Financial Statements

PART   I.  FINANCIAL INFORMATION                                        Page 4

                     KAHLER MANAGEMENT CORPORATION
                        STATEMENT OF CASH FLOWS
                                                      Three Months
                                                          Ended
                                                         April 2,
                                                           1995

OPERATIONS:
   Net income                                      $        73,030
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                           52,500
   Change in current assets and current liabilities
     Receivables                                            15,878
     Inventories                                             6,915
     Prepaid expenses                                     (150,418)
     Accounts payable                                       (1,584)
     Accrued liabilities                                    69,804

       Net cash provided by operating activities            66,125

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                          -


       Net cash used in investing activities                    -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to affiliate                                   (64,282)
   Principal payments on capital lease obligation           (2,100)
       Net cash used in financing activities               (66,382)

DECREASE IN CASH                                              (257)

CASH AT BEGINNING OF THE PERIOD                             22,552

CASH AT END OF THE PERIOD                          $        22,295













See Notes to Financial Statements

                                                                        Page 5
PART I.  FINANCIAL INFORMATION

                   KAHLER MANAGEMENT CORPORATION
                   QUARTERLY REPORT ON FORM 10-Q
                         Three Months Ended
                            April 2, 1995


NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financialinformation and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Kahler Management Corporation (the Company) for the year ended January 1, 1995.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. All comparative data reflects application of consistent accounting principles and contains no prior period adjustments.

3.   Supplemental disclosure of cash flow information.

     Cash paid for:
                                   Three Months Ended
                                     April 2, 1995
       Interest paid                    $72,227

4. The Company is a wholly-owned subsidiary of Kahler Realty Corporation (Realty). Realty continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares. If this restructuring is successful, the Company would transfer the Green Oaks property to an affiliate of Realty and would receive a transfer of hotel management and other non-real estate related assets from Realty to enable Realty to separate its hotels from its hotel management operations and non-real estate businesses. In addition, Realty would distribute by dividend approximately 90% of the common stock of the Company to Realty's shareholders.

5. No income per common share is presented since the Company has only one shareholder, Realty.

                                                                        Page 6
PART I.  FINANCIAL INFORMATION


                   KAHLER MANAGEMENT CORPORATION
                   QUARTERLY REPORT ON FORM 10-Q
                         Three Months Ended
                            April 2, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

  The management's discussion and analysis of financial condition and results of operations set forth below follows the presentation of the Company's Statement of Operations. This discussion should be read in conjunction with this statement and the other Financial Statements and Notes thereto appearing in this Form 10-Q.

  On December 31, 1994 the Company acquired the Green Oaks Inn and Conference Center.

  This hotel with 284 rooms is located in Fort Worth, Texas. With 16 conference rooms that can accommodate up to 1,000 persons, the hotel primarily seeks to attract conferences and group meetings as well as individual business travelers. The hotel leases the site where it is located under a ground lease that expires December 2014.

  During the first quarter of 1995 the Company had total revenues of $1,279,340. Room revenue was $786,216 resulting from an average daily room rate of $50.89 and occupancy of 67%. The revenue per available room was $34.08. Food and beverage revenues were $448,116 and telephone and other were $45,008.

  The Company, during the first quarter of 1995, had total operating cost and expenses, prior to depreciation, of $1,010,392. This resulted in a gross operating margin of 21.0%

  Interest expense relates primarily to the note payable to Realty which carries an interest rate equal to the prime lending rate.

  Management fee was $38,380 for the first quarter of 1995. This represents an allocation of corporate expenses which is computed at 3% of total revenue and is paid to Realty.

  Provision for income represents the Company's estimated portion of the overall income tax cost for Realty and Realty's consolidated group.

  The Company had a net income for the first quarter of 1995 of $73,030.

                                                                        Page 7
PART I.  FINANCIAL INFORMATION


                   KAHLER MANAGEMENT CORPORATION
                   QUARTERLY REPORT ON FORM 10-Q
                         Three Months Ended
                            April 2, 1995


Liquidity and Capital Resources

  Cash Flows

  Net cash provided by operating activities was $66,125. The Company's operating income was the primary contributor to this source of cash.

  Financing

  The Company's primary source of financing is Realty, the Company's parent corporation. The two companies have a lending arrangement whereby cash can be advanced or paid back on a daily basis as evidenced by a demand note between Realty and the Company. Realty charges the Company an interest rate equal to the prime lending rate. During the first quarter of 1995, the Company made payments on the note to Realty of $64,282.

  Other

  The Company is a wholly-owned subsidiary of Realty. Realty continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares. If this restructuring is successful, the Company would transfer the Green Oaks property to an affiliate of Realty and would receive a transfer of hotel management and other non-real estate related assets from Realty to enable Realty to separate its hotels from its hotel management operations and non-real estate businesses. In addition, Realty would distribute by dividend approximately 90% of the common stock of the Company to Realty's shareholders.

  The Company is in the discovery state of litigation with a telecommunications company relating to disputed unremitted telephone revenue and fees at the Company's hotel. The Company has denied all claims and has made counter claims relating to breach of contract and intends to pursue all available alternatives. The outcome of this dispute is uncertain.


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

                   KAHLER MANAGEMENT CORPORATION
                   QUARTERLY REPORT ON FORM 10-Q
                         Three Months Ended
                            April 2, 1995






                             SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 25, 1995.



                   KAHLER MANAGEMENT CORPORATION




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