Form 10-Q
period 1995-07-02
KAHLER MANAGEMENT CORP
filed 1995-09-27
CIK 929536

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

            For the Quarter Ended    July  2,  1995

                 Commission File Number  0-24822


                   KAHLER MANAGEMENT CORPORATION
      (Exact name of registrant as specified in its charter)

          Minnesota                              41-1781923
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

  20 SW 2nd Avenue, Rochester, MN                            55902
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


  The number of shares outstanding of the Registrant's common stock as of July 2, 1995 was:
            Common Stock, $.10 par value  - 100 shares

                  KAHLER  MANAGEMENT CORPORATION
              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                           July 2, 1995


                                                             PAGE
                                                            NUMBER

Index to Report . . . . . . . . . . . . . . . . . . . . . . .     1

Part 1.  Financial Information
    Balance Sheet -
      July 2, 1995 and January 1, 1995  . . . . . . . . . . .     2

    Statements of Operations -
      Three and Six Months Ended
      July 2, 1995  . . . . . . . . . . . . . . . . . . . . .     3

    Statement of Cash Flows -
      Six Months Ended
      July 2, 1995  . . . . . . . . . . . . . . . . . . . . .     4

    Notes to Financial Statements . . . . . . . . . . . . . .     5

    Management's Discussion and Analysis of
      Results of Operations and Financial Condition . . . . .     6

Part II.  Other Information
    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     7

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART I.  FINANCIAL INFORMATION                                          Page 2

                    KAHLER MANAGEMENT CORPORATION
                            BALANCE SHEET
                                                          July 2,           January 1,
                                                            1995               1995

ASSETS


CURRENT ASSETS

  Cash                                             $        24,419      $         22,552
  Trade receivables less allowance for doubtful
     accounts of $6,080 and $3,000, respectively           212,341               182,926
  Inventories                                               45,521                51,193
  Prepaid expenses                                         120,996                17,392
     Total current assets                                  403,277               274,063

PROPERTY AND EQUIPMENT
  Buildings                                              2,500,000             2,500,000
  Equipment                                              1,033,830               919,478
     Total                                               3,533,830             3,419,478
     Less accumulated depreciation                         105,000                    -
     Total property and equipment                        3,428,830             3,419,478

     TOTAL ASSETS                                  $     3,832,107       $     3,693,541

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $       229,953       $       147,754
  Accrued liabilities:
     Payroll and payroll related liabilities               123,374                91,586
     Sales and income tax                                  187,809                72,960
  Current portion of capital lease                           8,797                 8,797
  Obligations due to affiliate                           3,041,573             3,356,682
     Total current liabilities                           3,591,506             3,677,779

LONG-TERM CAPITAL LEASE OBLIGATION                          11,487                15,752

STOCKHOLDER'S EQUITY
  Common stock, par value $.10
     Authorized - 20,000,000 shares;
     Issued and outstanding - 100                               10                    10
  Additional paid-in capital                                     -                     -
  Retained earnings                                        229,104                     -
     Total stockholder's equity                            229,114                    10

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $     3,832,107       $     3,693,541


See Notes to Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page 3

                    KAHLER MANAGEMENT CORPORATION
                       STATEMENTS OF OPERATIONS

                                                    Three Months                      Six Months
                                                         Ended                       Ended
                                                    July 2, 1995               July 2, 1995
REVENUE
    Rooms                                         $       991,117             $     1,777,333
    Food and beverage                                     503,354                     951,470
    Telephone and other                                    55,470                     100,478
      Total revenue                                     1,549,941                   2,829,281


OPERATING COSTS AND EXPENSES
    Rooms                                                 222,795                     400,154
    Food and beverage                                     395,565                     745,036
    Utilities, maintenance, administrative,
      property taxes, insurance and other                 538,204                   1,021,766
    Depreciation                                           52,500                     105,000

    Total operating costs and expenses                  1,209,064                   2,271,956

GROSS OPERATING PROFIT                                    340,877                     557,325

    Interest expense                                       68,275                     140,502
    Management fee                                         46,408                      84,788

INCOME FROM OPERATIONS BEFORE INCOME TAXES                226,194                     332,035

    Provision for income taxes                             70,120                     102,931

NET INCOME (Note 5)                               $       156,074             $       229,104

















See Notes to Financial Statements

PART  I.  FINANCIAL INFORMATION                                         Page 4

                    KAHLER MANAGEMENT CORPORATION
                       STATEMENT OF CASH FLOWS
                                                       Six Months
                                                           Ended
                                                          July 2,
                                                           1995

OPERATIONS:
    Net income                                     $       229,104
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         105,000
    Change in current assets and current liabilities
      Receivables                                          (29,415)
      Inventories                                            5,672
      Prepaid expenses                                    (103,604)
      Accounts payable                                      82,199
      Accrued liabilities                                  146,637

        Net cash provided by operating activities          435,593

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property and equipment                   (114,352)

        Net cash used in investing activities             (114,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliate                                 (315,109)
    Principal payments on capital lease obligation          (4,265)

        Net cash used in financing activities             (319,374)

INCREASE IN CASH                                             1,867

CASH AT BEGINNING OF THE PERIOD                             22,552

CASH AT END OF THE PERIOD                           $       24,419












See Notes to Financial Statements

                                                                        Page 5
PART I.  FINANCIAL INFORMATION

                 KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Six Months Ended
                           July 2, 1995


NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Kahler Management Corporation (the Company) for the year ended January 1, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. All comparative data reflects application of consistent accounting principles and contains no prior period adjustments.

3. Supplemental disclosure of cash flow information.

 Cash paid for:
                                  Six Months Ended
                                    July  2, 1995
      Interest paid                  $ 140,502

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

                                                                        Page 6
PART I.  FINANCIAL INFORMATION


                 KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Six Months Ended
                           July 2, 1995

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

 During the three and six months ended July 2, 1995 the Company had total revenues of $1,549,941 and $2,829,281, respectively. Room revenue for the same periods were $991,117 and $1,777,333, resulting from an average daily room rate of $51.65 and $51.38 and occupancy of 74.2% and 66.9%, respectively. The revenue per available room was $38.35 and $34.39, respectively.

 Food, beverage, telephone and other revenues were $558,824 and $1,051,948 for the three and six months ended July 2, 1995.

 During the three and six months ended July 2, 1995, the Company had total operating costs and expenses, prior to depreciation, of $1,156,564 and $2,166,956, respectively. This resulted in a gross operating margin of 25.4% and 23.4% for the same periods.

 Interest expense relates primarily to the note payable to Realty which carries an interest rate equal to the prime lending rate.

 Management fees were $46,408 and $84,778 for the three and six months ended July 2, 1995, respectively. This represents an allocation of corporate expenses which is computed at 3% of total revenue and is paid to Realty.

 Provision for income tax represents the Company's estimated portion of the overall income tax cost for Realty and Realty's consolidated group.

 The Company had a net income for the three and six months ended July 2, 1995 of $156,074 and $229,104, respectively.

PART I.  FINANCIAL INFORMATION


                 KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Six Months Ended
                           July 2, 1995


Liquidity and Capital Resources

 Cash Flows

 Net cash provided by operating activities for the first six months of 1995 was $435,593. The Company's operating income was the primary contributor to this source of cash.

 Financing

 The Company's primary source of financing is Realty, the Company's parent corporation. The two companies have a lending arrangement whereby cash can be advanced or paid back on a daily basis as evidenced by a demand note between Realty and the Company. Realty charges the Company an interest rate equal to the prime lending rate. During the first six months of 1995, the Company made payments on the note to Realty of $315,109.

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

 Other

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


PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27   Financial Data Schedule

                 KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Six Months Ended
                           July 2, 1995






                            SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 25, 1995.




                  KAHLER MANAGEMENT CORPORATION







Dated: September 25, 1995                Harold W. Milner
                                         Harold W. Milner
                                         President, CEO



Dated: September 25, 1995                Paul R. Tieskoetter
                                         Paul R. Tieskoetter
                                       Controller and Treasurer
                                       (principal financial and
                                           accounting officer)