Form 10-Q
period 1995-10-01
KAHLER MANAGEMENT CORP
filed 1995-11-14
CIK 929536

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                OR

       [  ]    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

          For the Quarter Ended    October  1,  1995

                 Commission File Number  0-24822



                  KAHLER  MANAGEMENT  CORPORATION
      (Exact name of registrant as specified in its charter)

            Minnesota                               41-1781923
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

  20 SW 2nd Avenue, Rochester, MN                             55902
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


                         Yes   X         No


  The number of shares outstanding of the Registrant's common stock as of October 1, 1995 was:

            Common Stock, $.10 par value  - 100 shares

                  KAHLER  MANAGEMENT CORPORATION
              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          October 1, 1995


                                                             PAGE
                                                            NUMBER

Index to Report . . . . . . . . . . . . . . . . . . . . . . .     1

Part 1.  Financial Information
    Balance Sheet -
      October 1, 1995 and January 1, 1995 . . . . . . . . . .     2

    Statements of Operations -
      Three and Nine Months Ended
      October 1, 1995 . . . . . . . . . . . . . . . . . . . .     3

    Statement of Cash Flows -
      Nine Months Ended
      October 1, 1995 . . . . . . . . . . . . . . . . . . . .     4

    Notes to Financial Statements . . . . . . . . . . . . . .     5

    Management's Discussion and Analysis of
      Results of Operations and Financial Condition . . . . .     6

Part II.  Other Information
    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     7

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART I.  FINANCIAL INFORMATION                                          Page 2

                    KAHLER MANAGEMENT CORPORATION
                            BALANCE SHEET
                                                       October 1,            January 1,
                                                         1995                   1995

ASSETS

CURRENT ASSETS
   Cash                                             $       25,229        $       22,552
   Trade receivables less allowance for doubtful
     accounts of $7,580 and $3,000, respectively           168,159               182,926
   Inventories                                              40,738                51,193
   Prepaid expenses                                         58,489                17,392
     Total current assets                                  292,615               274,063

PROPERTY AND EQUIPMENT
   Buildings                                             2,500,000             2,500,000
   Equipment                                             1,017,341               919,478
     Total                                               3,517,341             3,419,478
     Less accumulated depreciation                         128,421                    -
     Total property and equipment                        3,388,920             3,419,478

     TOTAL ASSETS                                   $    3,681,535        $    3,693,541

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $      137,522        $      147,754
   Accrued liabilities:
     Payroll and payroll related liabilities               147,361                91,586
     Sales and income tax                                  218,699                72,960
   Current portion of capital lease                          8,797                 8,797
   Obligations due to affiliate                          2,834,127             3,356,682
     Total current liabilities                           3,346,506             3,677,779

LONG-TERM CAPITAL LEASE OBLIGATION                           9,255                15,752

STOCKHOLDER'S EQUITY
   Common stock, par value $.10
     Authorized - 20,000,000 shares;
     Issued and outstanding - 100                               10                    10
   Additional paid-in capital                                    -                     -
   Retained earnings                                       325,764                     -
     Total stockholder's equity                            325,774                    10

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $    3,681,535        $    3,693,541


See Notes to Financial Statements

(PAGE>

PART I.  FINANCIAL INFORMATION                                          Page 3


                    KAHLER MANAGEMENT CORPORATION
                       STATEMENTS OF OPERATIONS

                                             Three Months                  Nine  Months
                                                 Ended                        Ended
                                            October 1, 1995               October 1, 1995
REVENUE
   Rooms                                     $      810,521                $    2,587,854
   Food and beverage                                422,806                     1,374,276
   Telephone and other                               50,992                       151,470
     Total revenue                                1,284,319                     4,113,600


OPERATING COSTS AND EXPENSES
   Rooms                                            192,263                       592,417
   Food and beverage                                334,826                     1,079,862
   Utilities, maintenance, administrative,
     property taxes, insurance and other            493,752                     1,515,518
   Depreciation                                      23,421                       128,421

   Total operating costs and expenses             1,044,262                     3,316,218

GROSS OPERATING PROFIT                              240,057                       797,382

   Interest expense                                  61,350                       201,852
   Management fee                                    38,620                       123,408

INCOME FROM OPERATIONS BEFORE INCOME TAXES          140,087                       472,122

   Provision for income taxes                        43,427                       146,358

NET INCOME (Note 5)                          $       96,660                $      325,764

















See Notes to Financial Statements

PART   I.  FINANCIAL INFORMATION                                        Page 4

                     KAHLER MANAGEMENT CORPORATION
                       STATEMENT OF CASH FLOWS

                                                         Nine  Months
                                                             Ended
                                                          October 1,
                                                              1995

OPERATIONS:
   Net income                                          $      325,764
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                             128,421
   Change in current assets and current liabilities
     Receivables                                               14,767
     Inventories                                               10,455
     Prepaid expenses                                         (41,097)
     Accounts payable                                         (10,232)
     Accrued liabilities                                      201,514

       Net cash provided by operating activities              629,592

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                        (97,863)

       Net cash used in investing activities                  (97,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on obligations due to affiliate                  (522,555)
   Principal payments on capital lease obligation              (6,497)

       Net cash used in financing activities                 (529,052)

INCREASE IN CASH                                                2,677

CASH AT BEGINNING OF THE PERIOD                                22,552

CASH AT END OF THE PERIOD                              $       25,229












See Notes to Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page 5

                  KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Nine Months Ended
                         October 1, 1995


NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Kahler Management Corporation (the Company) for the year ended January 1, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. All comparative data reflects application of consistent accounting principles and contains no prior period adjustments.

3. Supplemental disclosure of cash flow information.

 Cash paid for:
                                    Nine Months Ended
                                     October 1, 1995
      Interest paid                    $ 201,852

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

PART I.  FINANCIAL INFORMATION                                          Page 6

                  KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Nine Months Ended
                         October 1, 1995


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

 During the three and nine months ended October 1, 1995 the Company had total revenues of $1,284,319 and $4,113,600, respectively. Room revenue for the same periods were $810,521 and $2,587,854, resulting from an average daily room rate of $49.44 and $50.75 and occupancy of 63.4% and 65.8%, respectively. The revenue per available room was $31.36 and $33.38, respectively.

 Food, beverage, telephone and other revenues were $473,798 and $1,525,746 for the three and nine months ended October 1, 1995.

 During the three and nine months ended October 1, 1995, the Company had total operating costs and expenses, prior to depreciation, of $1,020,841 and $3,187,797, respectively. This resulted in a gross operating margin of 20.5% and 22.5% for the same periods.

 Interest expense relates primarily to the note payable to Realty which carries an interest rate equal to the prime lending rate.

 Management fees were $38,620 and $123,408 for the three and nine months ended October 1, 1995, respectively. This represents an allocation of corporate expenses which is computed at 3% of total revenue and is paid to Realty.

 Provision for income tax represents the Company's estimated portion of the overall income tax cost for Realty and Realty's consolidated group.

 The Company had a net income for the three and nine months ended October 1, 1995 of $96,660 and $325,764, respectively.

PART I.  FINANCIAL INFORMATION                                          Page 7


                  KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Nine Months Ended
                         October 1, 1995


Liquidity and Capital Resources

 Cash Flows

 Net cash provided by operating activities for the first nine months of 1995 was $629,592. The Company's operating income was the primary contributor to this source of cash.

 Financing

 The Company's primary source of financing is Realty, the Company's parent corporation. The two companies have a lending arrangement whereby cash can be advanced or paid back on a daily basis as evidenced by a demand note between Realty and the Company. Realty charges the Company an interest rate equal to the prime lending rate. During the first nine months of 1995, the Company made payments on the note to Realty of $522,555.

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


PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27   Financial Data Schedule

                                                                        Page 8
                  KAHLER MANAGEMENT CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
                        Nine Months Ended
                         October 1, 1995






                            SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1995.




                  KAHLER MANAGEMENT CORPORATION







Dated: November 14, 1995                 Harold W. Milner
                                         Harold W. Milner
                                          President, CEO



Dated: November 14, 1995                 Paul R. Tieskoetter
                                         Paul R. Tieskoetter
                                          Controller and Treasurer
                                          (principal financial and
                                           accounting officer)